Form 10-Q
period 2021-06-30
Northern Star Investment Corp. IV
filed 2021-08-16
CIK 1835814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2021

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
of the Exchange Act).    Yes  ☒    No  ☐
As of August
16
, 2021, there were 40,000,000 shares of Class A common stock, par value $0.0001 per share, and 10,000,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

NORTHERN STAR INVESTMENT CORP. IV
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

Page
Part I. Financial Information
Item 1. Financial Statements (Unaudited)	1
Condensed Balance Sheets as of June 30, 2021 (Unaudited)	1
Condensed Statements of Operations for the Three Months Ended June 30, 2021 (Unaudited) and for the Period from November 30, 2020 (inception) Through June 30, 2021 (Unaudited)	2
Condensed Statement of Changes in Stockholder’s Equity for the Three Months Ended June 30, 2021 (Unaudited) and for the Period from November 30, 2020 (inception) Through June 30, 2021 (Unaudited)	3
Condensed Statement of Cash Flows for the Period from November 30, 2020 (inception) Through June 30, 2021 (Unaudited)	4
Notes to Unaudited Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	17
Item 4. Controls and Procedures	17

Part II. Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 6. Exhibits	18

Part III. Signatures	19

PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
NORTHERN STAR INVESTMENT CORP. IV
CONDENSED BALANCE SHEET
(UNAUDITED)

June 3 0 , 202 1

ASSETS
Current assets
Cash	$1,131,177
Prepaid expenses and other current assets	29,842

Total Current Assets	1,161,019
Deferred offering costs	—
Cash and marketable securities held in Trust Account	400,011,085

TOTAL ASSETS	$401,172,104

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$162,799
Accrued offering costs	32,550
Promissory note — related party	—

Total Current Liabilities	195,349
Warrant Liabilities	23,804,167
Deferred underwriting fee payable	14,000,000

TOTAL LIABILITIES	37,999,516

Commitments and Contingencies
Class A common stock subject to possible redemption 35,817,258 shares at redemption value	358,172,580

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Class A common stock, $0.0001 par value; 125,000,000 shares authorized; 4,182,742 shares issued and outstanding (excluding 35,817,258 shares subject to possible redemption)	418
Class B common stock, $0.0001 par value; 25,000,000 shares authorized; 10,000,000 shares issued and outstanding	1,000
Additional paid-in capital	13,489,972
Accumulated deficit	(8,491,382)

Total Stockholders’ Equity	5,000,008

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$401,172,104

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN STAR INVESTMENT CORP. IV
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three M onths Ended June 30, 2021	For the Period from November 30, 2020 (inception) Through June 30, 2021

Formation and operational costs	$165,823	$278,217

Loss from operations	(165,823)	(278,217)

Other income (expense):
Change in fair value of warrant liabilities	(7,847,167)	(7,847,167)
Transaction costs allocated to warrant liabilities	—	(377,083)
Interest earned on marketable securities held in Trust Account	7,134	11,085
Unrealized loss on marketable securities held in Trust Account	(244)	—

Total other expense, net	(7,840,277)	(8,213,165)

Net loss	$(8,006,100)	$(8,491,382)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	36,617,868	36,620,324

Basic and diluted net loss per share, Class A common stock subject to possible redemption	$0.00	$0.00

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	13,382,132	18,490,879

Basic and diluted net loss per share, Non-redeemable common stock	$(0.60)	$(0.46)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN STAR INVESTMENT CORP. IV
CONDENSED STATEMENTS OF CHANGES IN
STOCKHOLDERS’
EQUITY
THREE MONTHS ENDED JUNE 30, 2021
AND FOR THE PERIOD FROM NOVEMBER 30, 2020 (INCEPTION)
THROUGH JUNE 30, 2021
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance – November 30, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor (1)	—	—	10,062,500	1,006	$23,994	—	25,000
Net loss	—	—	—	—	—	(875)	(875)
Balance – December 31, 2020	—	$—	10,062,500	$1,006	$23,994	$(875)	$24,125
Sale of 40,000,000 Units, net of underwriting discounts and offering expenses	40,000,000	4,000			371,361,970		371,365,970
Class A common stock subject to possible redemption	(36,617,868)	(3,662)	—	—	(366,175,018)	—	(366,178,680)
Cash paid in excess o f fair value of Private Placement Warrants					273,000	—	273,000
Net loss	—	—	—	—	—	(484,407)	(484,407)

Balance – March 31, 2021	3,382,132	$338	10,062,500	$1,006	$5,483,946	$(485,282)	$5,000,008
Forfeiture of Founder Shares	—	—	(62,500)	(6)	6	—	—
Change in Class A common stock subject to possible redemption	800,610	80	—	—	8,006,020	—	8,006,100
Net loss	—	—	—	—	—	(8,006,100)	(8,006,100)
Balance – June 30, 2021	4,182,742	$418	(10,000,000)	$1,000	$13,489,972	$(8,491,382)	$5,000,008

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN STAR INVESTMENT CORP. IV
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM NOVEMBER 30,
2020 (INCEPTION) THROUGH JUNE 30, 2021
(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(8,491,382)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	7,847,167
Transaction costs allocated to warrant liabilities	377,083
Interest earned on marketable securities held in Trust Account	(11,085)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(29,842)
Accounts payable and accrued expenses	162,799

Net cash used in operating activities	(145,260)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(400,000,000)

Net cash used in investing activities	(400,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	392,000,000
Proceeds from sale of Private Placement Warrants	9,750,000
Repayment of promissory note – related party	(150,000)
Payment of offering costs	(473,563)

Net cash provided by financing activities	401,126,437

Net Change in Cash	981,177
Cash – Beginning of period	150,000

Cash – End of period	$1,131,177

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$5,050

Initial classification of Class A common stock subject to possible redemption	$366,286,010

Change in value of Class A common stock subject to possible redemption	$(8,113,430)

Deferred underwriting fee payable	$14,000,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN STAR INVESTMENT CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Northern Star Investment Corp. IV (the “Company”) is a blank check company incorporated in Delaware on November 30, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).
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
As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company believes it will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income
on cash and cash equivalents in the form of interest income from the proceeds derived from the Initial Public Offering.
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
JUNE 30, 2021
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
JUNE 30, 2021
(Unaudited)
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim
f
inancial information and in accordance with the instructions to
Form 10-Q
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 3, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on March 10, 2021. The interim results for the three months ended June 30, 2021 and for the period from November 30, 2020 (inception) through June 30, 2021 are not necessarily indicative of the results to be expected for period ended September 30, 2021 or for any future periods.

NORTHERN STAR INVESTMENT CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021.
Offering Costs
Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the
Initial Public Offering. Offering costs amounting to $22,154,030 were charged to shareholders’ equity upon the completion of the Initial Public Offering, and $377,083 of the offering costs were allocated to the warrant liabilities and charged to the statements of operations.
Marketable Securities Held in Trust Account
At June 30, 2021, the assets held in the Trust Account were substantially held in US Treasury Securities.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

NORTHERN STAR INVESTMENT CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
Warrant Liabilities
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
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21% for the three months ended June 30, 2021 and for the period from November 30, 2020 (inception) through due to the valuation allowance recorded on the Company’s net operating losses and the permanent differences due to the transaction costs associated with the warrant liabilities.
Net Income (Loss) Per Common Share
Net income (loss) per common share is c
o
mputed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 16,416,667 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.
The Company’s statements of operations include a presentation of income (loss) per share for common stock subject to possible redemption in a manner similar to the two-class
method of income (loss) per common share. Net income (loss) per common share, basic and diluted, for Class A common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A common stock subject to possible redemption outstanding since original issuance.
Net income (loss) per common share, basic and diluted, for
non-redeemable
common stock is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to Class A common stock subject to possible redemption, by the weighted average number of non-redeemable
common stock outstanding for the period.
Non-redeemable
common stock includes Founder Shares and
non-redeemable
shares of common stock as these shares do not have any redemption features.
Non-redeemable
common stock participates in the income or loss on marketable securities based on non-redeemable
shares’ proportionate interest.

NORTHERN STAR INVESTMENT CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June 30,	For the Period from November 30, 2020 (inception) Through June 30,
	2021	2021

Class A Common stock subject to possible redemption
Numerator: Earnings allocable to Class A Common stock subject to possible redemption
Interest earned and unrealized losses on marketable securities held in Trust Account	$6,170	$9,926
Less: interest available to be withdrawn for payment of taxes	(6,170)	(9,926)

Redeemable Net income allocable to Class A Common stock subject to possible redemption	$—	$—

Denominator: Weighted Average Class A Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A Common stock subject to possible redemption	36,617,868	36,620,324

Basic and diluted net income per share, Class A Common stock subject to possible redemption	$0.00	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(8,006,100)	$(8,491,382)
Less: Redeemable Net income allocable to Class A Common stock subject to possible redemption	—	—

Non-Redeemable Net Loss	$(8,006,100)	$(8,491,382)

Denominator: Weighted Average Non-redeemable Common stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	13,382,132	18,490,879

Basic and diluted net loss per share, Non-redeemable common stock	$(0.60)	$(0.46)

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.
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
Recent Accounting Standards
In August 2020, the FASB issued ASU No.
2020-06, “Debt—Debt
with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU
2020-06
removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU
2020-06
is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.
NOTE 3. INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 40,000,000 Units, which includes a partial exercise by the underwriters of their over-allotment option in the amount of 5,000,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-sixth of
one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8).
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
JUNE 30, 2021
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
 shares of Class B common stock that remained subject to forfeiture by the Sponsor following the underwriters’ election to partially exercise their over-allotment option so that the number of Founder Shares would collectively represent
20
% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering). The underwriters’ over-allotment option expired unexercised on April 18, 2021, and, accordingly, 62,500 Founder Shares were forfeited, resulting in an aggregate of 10,000,000 Founder Shares outstanding.
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

NORTHERN STAR INVESTMENT CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

NOTE 7. STOCKHOLDER’S EQUITY
Preferred Stock
 — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
 — The Company is authorized to issue 125,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2021, there were 4,182,742 shares of Class A common stock issued and outstanding, excluding 35,817,258 shares of Class A common stock subject to possible redemption.
Class
 B Common Stock
 —
The Company is authorized to issue 25,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. On March 1, 2021, the Company effected a dividend of approximately 0.167 shares for each outstanding share, resulting in there being an aggregate of 10,062,500
 Founder Shares outstanding. As of June 30, 2021, there were 10,000,000 shares of Class B common stock issued and outstanding.
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
NOTE 8. WARRANT LIABILITIES
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
JUNE 30, 2021
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
NOTE 9. FAIR VALUE MEASUREMENTS
The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured
and reported at fair value at each reporting period, and
non-financial
assets and liabilities that are
re-measured
and reported at fair value at least annually.

NORTHERN STAR INVESTMENT CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	June 30, 2021
Assets:
Marketable securities held in Trust Account	1	$400,011,085

Liabilities:
Warrant Liability – Public Warrants	1	9,666,667
Warrant Liability – Private Placement Warrants	3	14,137,500
The Warrants were accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statements of operations.
As of March 4, 2021, the Warrants were valued using a Monte Carlo Simulation model, which is considered to be a Level 3 fair value measurement. The Monte Carlo Simulation model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the common stock. The expected volatility as of March 4, 2021 was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market under the ticker NSTD.WS. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value of the Warrants as of each relevant date. The subsequent measurements of the Private Placement Warrants was valued using a Monte Carlo Simulation model.
The key inputs into the Monte Carlo Simulation model were as follows at initial measurement and June 30, 2021:

Input	June 30, 2021	March 4, 2021 (Initial Measurement)
Risk-free interest rate	1.06%	0.91%
Trading days per year	252	252
Expected volatility	19.0%	15.0%
Exercise price	$11.50	$11.50
Stock Price	$9.85	$10.00
The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private	Public	Warrant Liabilities
Initial measurement on March 4, 2021	$9,477,000	$6,480,000	$15,957,000
Change in valuation inputs or other assumptions	—	—	—
Fair value as of March 31, 2021	$9,477,000	$6,480,000	$15,957,000
Change in valuation inputs or other assumptions	4,660,500	3,186,667	7,847,167
Transfer to level 1	—	(9,666,667)	(9,666,667)

Fair value as of June 30, 2021	$14,137,500	$—	$14,137,500

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during period from November 30, 2020 (inception) through June 30, 2021 was $9,666,667.
NOTE 10. SUBSEQUENT EVENTS
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
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form
10-Q
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2021, we had a net loss of $8,006,100, which consisted of formation and operational costs of $165,823, change in fair value of warrant liability of $7,847,167, and unrealized loss on marketable securities held in Trust Account of $244, offset by interest earned on marketable securities held in Trust Account of $7,134.
For the period from November 30, 2020 (inception) through June 30, 2021, we had a net loss of $8,491,382, which consisted of formation and operational costs of $278,217 and change in fair value of warrant liability of $7,847,167, transaction costs allocated to warrant liabilities of $377,083, offset by interest earned on marketable securities held in Trust Account of $11,085.
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
For the period from November 30, 2020 (inception) through June 30, 2021, cash used in operating activities was $145,260. Net loss of $8,491,382 was affected by the change in fair value of warrant liability of $7,847,167, transaction costs allocated to warrant liabilities of $377,083, and interest earned on marketable securities held in Trust Account of $11,085. Changes in operating assets and liabilities provided $132,957 of cash for operating activities.
As of June 30, 2021, we had marketable securities held in the Trust Account of $400,011,085 (including $11,085 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes Through June 30, 2021, we have not withdrawn any interest earned from the Trust Account.
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

As of June 30, 2021, we had cash of $1,131,177. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
sheet arrangements as of June 30, 2021.
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
Warrant Liabilities
We account for the Warrants in accordance with the guidance contained in ASC
815-40-15-7D
and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.
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
Net Income (Loss) Per Common Share
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

Recent Accounting Standards
In August 2020, the FASB issued ASU No.
2020-06, “Debt—Debt
with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU
2020-06
removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU
2020-06
is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.
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
On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our Public Warrants and our Private Placement Warrants and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. Further, on June 4, 2021, the Company corrected certain line items related to the previously audited balance sheet as of March 4, 2021 in the Form
8-K
filed with the SEC on March 10, 2021 related to misstatements identified in improperly applying accounting guidance on certain warrants, recognizing them as components of equity instead of a derivative liability.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended June 30, 2021, as such term is defined in
Rules 13a-15(e) and
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

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Online XBRL Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended June 30, 2021 has been formatted in Inline XBRL and is included in Exhibits 101.

*	Filed herewith.
**	Furnished.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN STAR INVESTMENT CORP. IV

Date: August 16, 2021	By:	/s/ Joanna Coles
	Name:	Joanna Coles
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 16, 2021	By:	/s/ James Brady
	Name:	James Brady
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)