Form 10-Q
period 2021-12-31
Northern Star Investment Corp. IV
filed 2022-02-15
CIK 1835814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended December 31, 2021

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
(212)818-8800
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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in
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
of the Exchange Act).    Yes  ☒    No  ☐
As of February
14
, 2022, there were 40,000,000 shares of Class A common stock, par value $0.0001 per share, and 10,000,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

NORTHERN STAR INVESTMENT CORP. IV
FORM 10-QFOR
THE QUARTER ENDED DECEMBER 31, 2021

Page
Part I. Financial Information
Item 1. Financial Statements (Unaudited)	1
Condensed Balance Sheets as of December 31, 2021 (Unaudited) and September 30, 2021	1
Condensed Statements of Operations for the Three Months Ended December 31, 2021 (Unaudited) and for the period from November 30, 2020 (inception) through December 31, 2020 (Unaudited)	2
Condensed Statements of Changes in Stockholders’ (Deficit) for the Three Months Ended December 31, 2021 (Unaudited) and for the period from November 30, 2020 (inception) through December 31, 2020 (Unaudited)	3
Condensed Statements of Cash Flows for the Three Months December 31, 2021 (Unaudited) and for the period from November 30, 2020 (inception) through December 31, 2020 (Unaudited)	4
Notes to Unaudited Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	18
Item 4. Controls and Procedures	18

Part II. Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 6. Exhibits	19

Part III. Signatures	20

PART I—FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
NORTHERN STAR INVESTMENT CORP. IV
CONDENSED BALANCE SHEETS
(UNAUDITED)

	December 31, 2021	September 30, 2021
		(Audited)
ASSETS
Current Assets

Cash	$854,397	$1,029,943
Prepaid expenses and other current assets	29,842	29,842

Total Current Assets	884,239	1,059,785
Marketable securities held in Trust Account	400,035,143	400,021,169

TOTAL ASSETS	$400,919,382	$401,080,954

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$440,799	$378,535
Accrued offering costs	19,550	24,550

Total Current Liabilities	460,349	403,085
Warrant Liabilities	14,118,334	14,610,834
Deferred underwriting payable	14,000,000	14,000,000

TOTAL LIABILITIES	28,578,683	29,013,919

Commitments and Contingencies
Class A common stock subject to possible redemption 40,000,000 shares at redemption value, as of December 31, 2021, and September 30, 2021	400,000,000	400,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 125,000,000 shares authorized; 0 shares issued and outstanding (excluding 40,000,000 shares subject to possible redemption) as of December 31, 2021, and September 30, 2021	—	—
Class B common stock, $0.0001 par value; 25,000,000 shares authorized; 10,000,000 shares issued and outstanding as of December 31, 2021 and September 30, 2021	1,000	1,000
Additional paid-in capital	—	—
Accumulated deficit	(27,660,301)	(27,933,965)

Total Stockholders’ Deficit	(27,660,301)	(27,932,965)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$400,919,382	$401,080,954

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN STAR INVESTMENT CORP. IV
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended December 31,	For the Period from November 30, 2020 (inception) through December 31,
	2021	2020
Formation and operational costs	$232,810	$875

Loss from operations	(232,810)	(875)
Other income:
Change in fair value of warrant liabilities	492,500	—
Interest earned on marketable securities held in Trust Account	13,974	—

Other income , net	506,474	—

Income (loss) before income taxes	273,664	(875)

Net income (loss)	$273,664	$(875)

Basic and diluted weighted average shares outstanding, Class A common stock	40,000,000	—

Basic and diluted net income per share, Class A common stock	$0.01	$—

Basic and diluted weighted average shares outstanding, Class B common stock	10,000,000	8,750,000

Basic and diluted net income per share, Class B common stock	$0.01	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN STAR INVESTMENT CORP. IV
CONDENSED STATEMENTS OF CHANGES INSTOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance – September 30, 2021	—	$—	10,000,000	$1,000	$—	$(27,933,965)	$(27,932,965)
Net income	—	—	—	—	—	273,664	273,664

Balance – December 31, 2021	—	$—	10,000,000	$1,000	$—	$(27,660,301)	$(27,659,301)

FOR THE PERIOD FROM NOVEMBER 30, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance –November 30, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	10,062,500	1,006	$23,994	—	25,000
Net loss	—	—	—	—	—	(875)	(875)

Balance – December 31, 2020	—	$—	10,062,500	$1,006	$23,994	$(875)	$24,125

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN STAR INVESTMENT CORP. IV
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended December 31,	For the Period from November 30, 2020 (inception) through December 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$273,664	$(875)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(492,500)	—
Interest earned on marketable securities held in Trust Account	(13,974)	—
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	62,264	875

Net cash used in operating activities	$(170,546)	$—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	$—	$25,000
Proceeds from promissory note—related party	—	150,000
Payment of offering costs	(5,000)	(25,000)

Net cash provided by financing activities	$(5,000)	$150,000

Net Change in Cash	$(175,546)	$150,000
Cash – Beginning of period	1,029,943	—

Cash – End of period	$854,397	$150,000

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	—	$2,500

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN STAR INVESTMENT CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2021
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
The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination although it is currently focusing on target businesses in the direct-to-consumer
and digitally-disruptive
e-commerce
spaces. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of December 31, 2021, the Company had not commenced any operations. All activity for the period from November 30, 2020 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected September 30 as its fiscal year end.
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

NORTHERN STAR INVESTMENT CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2021
(Unaudited)

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon the consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the conversions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the holders of the Founder Shares (as defined below in Note 5) have agreed to vote their Founder Shares and any Public Shares purchased after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.
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
The Company will have until March 4, 2023 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination by the Combination Period and such period is not extended by stockholders, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at aper-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.
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
In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per share or (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

NORTHERN STAR INVESTMENT CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2021
(Unaudited)

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
Going Concern
As of December 31, 2021, the Company had $854,397 in its operating bank accounts, $400,035,143 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $478,161. As of December 31, 2021, approximately $35,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.
Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.
The Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s September 30, 2021 10-K, as filed with the SEC on December 23, 2021. The interim results for the three months ended December 31, 2021 and for the period from November 30, 2020 (inception) through December 31, 2020 are not necessarily indicative of the results to be expected for period ended December 31, 2021 or for any future periods.

NORTHERN STAR INVESTMENT CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2021
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021.
Offering Costs
Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheets date that are directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A common stock issued were charged to temporary equity and warrants upon the completion of the Initial Public Offering. Offering costs amounting to $22,154,030 were charged to shareholders’ equity upon the completion of the Initial Public Offering, and $377,083 of the offering costs were allocated to the warrant liabilities and charged to the statements of operations.
Marketable Securities Held in Trust Account
At December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which primarily invest in U.S. Treasury securities.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the

NORTHERN STAR INVESTMENT CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2021
(Unaudited)

Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s condensed balance sheets.
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
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheets date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the statements of operations.
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
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. On March 27, 2020, the CARES Act was enacted in response to
COVID-19
pandemic. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted. The CARES Act made various tax law changes including among other things (i) increasing the limitation under Section 163(j) of the Internal Revenue

NORTHERN STAR INVESTMENT CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2021
(Unaudited)

Code of 1986, as amended (the “IRC”) for 2019 and 2020 to permit additional expensing of interest (ii) enacting a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k), (iii) making modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years in order to gener
ate a refund of previously paid income taxes and (iv) enhancing their cover ability of alternative minimum tax credits.
Net Income (Loss) Per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, which are referred to as Class A common stock and class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the respective period. Remeasurement adjustment associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.
The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,416,667 shares of Class A common stock in the aggregate. As of December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.
The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For Three Months Ended December 31,		For the Period from November 30, 2020 (inception) Through December 31,
	2021		2020
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$218,931	$54,733	$—	$(875)
Denominator:
Basic and diluted weighted average shares outstanding	40,000,000	10,000,000	—	8,750,000

Basic and diluted net income (loss) per common stock	$0.01	$0.01	$—	$(0.00)
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.
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

NORTHERN STAR INVESTMENT CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2021
(Unaudited)

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
Recent Accounting Standards
In August 2020, the FASB issued ASU
No. 2020-06,
“Debt—Debt with Conversion and Other Options(Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity(Subtopic
815-40):Accounting
for Convertible Instruments and Contracts in an Entity’s Own
Equity”(“ASU2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current
GAAP.ASU2020-06
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
NOTE 3. PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 40,000,000 Units, which includes a partial exercise by the underwriters of their over-allotment option in the amount of 5,000,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-sixth
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share.
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
DECEMBER 31, 2021
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

NORTHERN STAR INVESTMENT CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2021
(Unaudited)

Underwriting Agreement
The Company granted the underwriter a
45-day
option from the effective date of the Initial Public Offering to purchase up to 5,250,000 additional Units, at the Initial Public Offering price less the underwriting discounts and commissions. As a result of the underwriter’s election to partially exercise the over-allotment option to purchase an additional 5,000,000 Public Shares, a total of 250,000 Public Shares remained available for purchase at a price of $10.00 per Public Share. The underwriters elected not to exercise the over-allotment option to purchase such additional 250,000 Units at a price of $10.00 per Unit. The over-allotment option expired on April 18, 2021.
The underwriters are entitled to a deferred fee of $0.35 per Unit, or $14,000,000 in the aggregate. The deferred fee will be forfeited by the underwriters solely in the event that the Company fails to complete a Business Combination, subject to the terms of the underwriting agreement.
NOTE 7. STOCKHOLDER’S EQUITY
Preferred Stock
– The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 125,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At December 31, 2021 and 2020, there was 0 share of Class A common stock issued and outstanding, excluding 40,000,000 shares of Class A common stock subject to possible redemption which are presented as temporary equity.
Class
 B Common Stock
— The Company is authorized to issue 25,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. On March 1, 2021, the Company effected a dividend of approximately 0.167 shares for each outstanding share, resulting in there being an aggregate of 10,062,500 Founder Shares outstanding. As of December 31, 2021 and 2020, there were 10,000,000 and 10,062,000 shares of Class B common stock issued and outstanding respectively.
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

NORTHERN STAR INVESTMENT CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2021
(Unaudited)

NOTE 8. FAIR VALUE MEASUREMENTS
The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments—Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.
At December 31, 2021, assets held in the Trust Account were comprised of $400,035,143 in U.S. Treasury securities. During the three months ended December 31, 2021, the Company did not withdraw any interest income from the Trust Account.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	December 31, 2021
Assets:
Investments held in Trust Account - US. Treasury Money	1	$400,035,143
Liabilities:
Warrant Liability – Public	1	5,733,334
Warrant Liability – Private Placement	2	8,385,000
The Warrants were accounted for as liabilities in accordance with
ASC815-40
and are presented within warrant liabilities on the condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.
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
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There have been no transfers in or out of Level 3 measurements from the period between September 30, 2021, and December 31, 2021.
The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of September 30, 2021	$8,677,500	$5,933,334	$14,610,834
Change in fair value	(292,500)	(200,000)	(492,500)

Fair value as of December 31, 2021	$8,385,000	$5,733,334	$14,118,334

NOTE 9. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheets date up to the date that the condensed financial statements were issued. Other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended December 31, 2021, we had net income of $273,664, which consisted of formation and operational costs of $232,810, change in fair value of warrant liability of $492,500, and interest earned on marketable securities held in Trust Account of $13,974.
For the period from November 30, 2020 (inception) through December 31, 2020 we had a net loss of $875, which consisted of formation and operational costs.
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

For the three months December 31, 2021, net cash used in operating activities was $170,546. Net income of $273,664 was affected by the change in fair value of warrant liability of $492,500 and interest earned on marketable securities held in Trust Account of $13,974. Changes in operating assets and liabilities provided $62,264 of cash for operating activities.
For the period from November 30, 2020 (inception) through December 31, 2020, cash used in operating activities was $0. Net loss of $875 was affected by changes in operating assets and liabilities provided $875 of cash for operating activities.
As of December 31, 2021, we had marketable securities held in the Trust Account of $400,035,143 (including $35,143 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes Through December 31, 2021, we have not withdrawn any interest earned from the Trust Account.
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
As of December 31, 2021, we had cash of $854,397. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
The Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement
at each balance sheets date until exercised, and any change in fair value is recognized in our statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.
Class A Common Stock Subject to Possible Redemption
We account for our shares of Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheets.
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
Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2020-06,
— Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments.
ASU2020-06
is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) were not effective due to a material weakness in internal controls over financial reporting related to the Company’s accounting for complex financial instruments. To address this material weakness, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting. We are monitoring our processes to ensure proper identification and appropriate application of applicable accounting requirements. These processes include timely evaluation of relevant accounting guidance to better understand the nuances of the complex accounting standards that apply to our financial statements. We are also ensuring enhanced access to accounting literature, research materials and documents and are monitoring our processes to ensure increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the material weakness described above had not yet been identified. We are in the process of implementing changes to our internal control over financial reporting to remediate such material weaknesses, as more fully described above. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II—OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On March 4, 2021, we consummated the Initial Public Offering of 40,000,000 Units, inclusive of 5,000,000 Units sold to the underwriters upon the underwriters’ election to partially exercise their over-allotment option, at a price of $10.00 per Unit, generating total gross proceeds of $400,000,000. Citigroup Global Markets Inc. acted as the book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statements on
Form S-1(No. 333-252729
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

No.	Description of Exhibit

31.1 *	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 **	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 **	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Online XBRL Document

101.SCH *	Inline XBRL Taxonomy Extension Schema Document

101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended December 31, 2021 has been formatted in Inline XBRL and is included in Exhibits 101.

*	Filed herewith.
**	Furnished.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN STAR INVESTMENT CORP. IV

Date: February 14, 2022	By:	/s/ Joanna Coles
	Name:	Joanna Coles
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2022	By:	/s/ James Brady
	Name:	James Brady
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)