Form 10-Q
period 2022-03-31
Northern Star Investment Corp. IV
filed 2022-05-16
CIK 1835814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file
number:001-40135

NORTHERN STAR INVESTMENT CORP. IV
(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-4156787
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
The Chrysler Building
405 Lexington Avenue, 11th Floor
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
As of May 16, 2022, there were
40,000,000 shares of Class A common stock, par value $0.0001 per share, and 10,000,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

NORTHERN STAR INVESTMENT CORP. IV
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

Page
Part I. Financial Information
Item 1. Financial Statements (Unaudited)	1
Condensed Balance Sheets as of March 31, 2022 (Unaudited) and September 30, 2021 (Audited)	1
Condensed Statements of Operations for the Three and Six Months Ended March 31, 2022 (Unaudited) and three months ended March 31, 2021 and for the period from November 30, 2020 (inception) through March 31, 2021 (Unaudited)	2
Condensed Statements of Changes in Stockholders’ Deficit for the Three Months Ended March 31, 2022 (Unaudited) and three months ended March 31, 2021 and for the period from November 30, 2020 (inception) through March 31, 2021 (Unaudited)	3
Condensed Statements of Cash Flows for the Six Months March 31, 2022 (Unaudited) and for the period from November 30, 2020 (inception) through March 31, 2021 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	17
Item 4. Controls and Procedures	17
Part II. Other Information
Item 1A. Risk factors	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 6. Exhibits	18
Signatures	19

PART I—FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
NORTHERN STAR INVESTMENT CORP. IV
CONDENSED BALANCE SHEETS

	March 31, 2022	September 30, 2021
	(Unaudited)	(Audited)
ASSETS
Current Assets

Cash	$521,983	$1,029,943
Prepaid expenses and other current assets	29,842	29,842

Total Current Assets	551,825	1,059,785
Marketable securities held in Trust Account	400,045,008	400,021,169

TOTAL ASSETS	$400,596,833	$401,080,954

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$291,333	$378,535
Accrued offering costs	8,250	24,550

Total Current Liabilities	299,583	403,085
Warrant Liabilities	7,551,667	14,610,834
Deferred underwriting payable	14,000,000	14,000,000

TOTAL LIABILITIES	21,851,250	29,013,919

Commitments and Contingencies
Class A common stock subject to possible redemption 40,000,000 shares at redemption value, as of March 31, 2022, and September 30, 2021	400,000,000	400,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 125,000,000 shares authorized; 0 shares issued and outstanding (excluding 40,000,000 shares subject to possible redemption) as of March 31, 2022, and September 30, 2021	—	—
Class B common stock, $0.0001 par value; 25,000,000 shares authorized; 10,000,000 shares issued and outstanding as of March 31, 2022 and September 30, 2021	1,000	1,000
Additional paid-in capital	—	—
Accumulated deficit	(21,255,417)	(27,933,965)

Total Stockholders’ Deficit	(21,254,417)	(27,932,965)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$400,596,833	$401,080,954

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN STAR INVESTMENT CORP. IV
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,	For the Period from November 30, 2020 (Inception) through March 31,
	2022	2021	2022	2021

Formation and operational costs	$171,648	$111,519	$404,458	$112,394

Loss from operations	(171,648)	(111,519)	(404,458)	(112,394)
Other income (loss):
Interest earned on marketable securities held in Trust Account	9,865	3,951	23,839	3,951
Unrealized gain on marketable securities held in Trust Account	—	244	—	244
Transaction costs incurred at initial public offering	—	(377,083)	—	(377,083)
Change in fair value of warrant liabilities	6,566,667	—	7,059,167	—

Total other income (loss), net	6,576,532	(372,888)	7,083,006	(372,888)
Net income (loss)	$6,404,884	$(484,407)	$6,678,548	$(485,282)

Basic and diluted weighted average shares outstanding, Class A common stock	40,000,000	12,000,000	40,000,000	8,925,620

Basic and diluted net income per share, Class A common stock	$0.13	$(0.02)	$0.13	$(0.03)

Basic and diluted weighted average shares outstanding, Class B common stock	10,000,000	9,125,000	$10,000,000	7,727,273

Basic and diluted net income per share, Class B common stock	$0.13	$(0.02)	0.13	$(0.03)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN STAR INVESTMENT CORP. IV
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit

Balance – September 30, 2021	—	$—	10,000,000	$1,000	$—	$(27,933,965)	$(27,932,965)
Net income	—	—	—	—	—	273,664	273,664

Balance – December 31, 2021	—	$—	10,000,000	$1,000	$—	$(27,660,301)	$(27,659,301)
Net income	—	—	—	—	—	6,404,884	6,404,884

Balance – March 31, 2022	—	$—	10,000,000	$1,000	$—	$(21,255,417)	$(21,254,417)

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity (Deficit)

Balance – November 30, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	10,062,500	1,006	23,994	—	25,000
Net loss	—	—	—	—	—	(875)	(875)

Balance – December 31, 2020	—	$—	10,062,500	$1,006	$23,994	$(875)	$24,125
Cash paid in excess of fair value	—	—	—	—	273,000	—	273,000
Remeasurement adjustment to share subject to redemption	—	—	—	—	(297,000)	(28,337,030)	(28,634,030)
Net loss	—	—	—	—	—	(484,407)	(484,407)

Balance – March 31, 2021	—	$—	10,062,000	$1,006	$(6)	$(28,822,312)	$(28,821,312)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN STAR INVESTMENT CORP. IV
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31, 2022	For The Period From November 30, 2020 (Inception) Through March 31, 2021
Cash Flows from Operating Activities:

Net income (loss)	$6,678,548	$(485,282)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liability	(7,059,167)	—
Transaction Costs incurred in connection with IPO	—	377,083
Unrealized gain on marketable securities held in Trust Account	—	(244)
Interest earned on marketable securities held in Trust Account	(23,839)	(3,951)
Changes in operating assets and liabilities:
Accrued expenses	(87,202)	112,278
Net cash used in operating activities	(491,660)	(116)
Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(400,000,000)
Net cash used in investing activities	—	(400,000,000)
Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	392,000,000
Proceeds from sale of Private Placements Warrants	—	9,750,000
Repayment of promissory note - related party	—	(150,000)
Payment of offering costs	(16,300)	(398,113)
Net cash (used in) provided by financing activities	(16,300)	401,201,887

Net Change in Cash	(507,960)	1,201,771
Cash – Beginning of period	1,029,943	150,000
Cash – End of period	$521,983	$1,351,771

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$8,250	$80,500

Remeasurement adjustment of Class A common stock to redemption value	$—	$28,634,030

Deferred underwriting fee payable	$—	$14,000,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN STAR INVESTMENT CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
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
and digitally disruptive
e-commerce
spaces. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of March 31, 2022, the Company had not commenced any operations. All activity for the period from November 30, 2020 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected September 30 as its fiscal year end.
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
Following the closing of the Initial Public Offering on March 4, 2021, an amount of $400,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Warrants was placed in a trust account (the “Trust Account”), located in the United States and held as cash items or invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraph (d) of
Rule2a-7of
the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the assets held in the Trust Account, as described below.
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
MARCH 31, 2022
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

NORTHERN STAR INVESTMENT CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

Risks and Uncertainties
Management continues to evaluate the impact of theCOVID-19pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Going Concern
As of March 31, 2022, the Company had $521,983 in its operating bank accounts, $400,045,008 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $297,250. As of March 31, 2022, approximately $45,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.
Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.
The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
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
as filed with the SEC on December 23, 2021. The interim results for the three and six months ended March 31, 2022 are not necessarily indicative of the results to be expected for period ended September 30, 2022 or for any future periods.

NORTHERN STAR INVESTMENT CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and September 30, 2021.
Marketable Securities Held in Trust Account
At March 31, 2022 and September 30, 2021, substantially all of the assets held in the Trust Account were held in money market funds which primarily invest in U.S. Treasury securities.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the

NORTHERN STAR INVESTMENT CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and September 30, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.
Warrant Liabilities
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.
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
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

NORTHERN STAR INVESTMENT CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

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
The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,416,667 shares of Class A common stock in the aggregate. As of March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.
The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021		Six Months Ended March 31, 2022		For the Period from November 30, 2020 (Inception) Through March 31, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$5,123,907	$1,280,977	$(275,166)	$(209,241)	$5,342,838	$1,335,710	$(260,102)	$(225,180)
Denominator:
Basic and diluted weighted average shares outstanding	40,000,000	10,000,000	12,000,000	9,125,000	40,000,000	10,000,000	8,925,620	7,727,273

Basic and diluted net income (loss) per common stock	$0.13	$0.13	$(0.02)	$(0.02)	$0.13	$0.13	$(0.03)	$(0.03)
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
MARCH 31, 2022
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
MARCH 31, 2022
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
The holders of Founder Shares have agreed, subject to certain limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination or (B) subsequent to a Business Combination, (x) if the last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any30-tradingday period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.
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
NOTE 6. COMMITMENTS AND CONTINGENCIES
Registration Rights
Pursuant to a registration rights agreement entered into on March 1, 2021, the holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of the Working Capital Loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of Working Capital Loans) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements
.

NORTHERN STAR INVESTMENT CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 202
2
(Unaudited)

Underwriting Agreement
The Company granted the underwriters in the initial public offering 45-day option from the effective date of the Initial Public Offering to purchase up to 5,250,000 additional Units, at the Initial Public Offering price less the underwriting discounts and commissions. As a result of the underwriters’
election to partially exercise the over-allotment option to purchase an additional 5,000,000 Public Shares, a total of 250,000 Public Shares remained available for purchase at a price of $10.00 per Public Share. The underwriters elected not to exercise the over-allotment option to purchase such additional 250,000 Units at a price of $10.00 per Unit. The over-allotment option expired on April 18, 2021.
The underwriters are entitled to a deferred fee of $0.35 per Unit, or $14,000,000 in the aggregate. The deferred fee will be forfeited by the underwriters solely in the event that the Company fails to complete a Business Combination, subject to the terms of the underwriting agreement.
NOTE 7. STOCKHOLDER’S DEFICIT
Preferred Stock
– The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and September 30, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 125,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At March 31, 2022 and September 30, 2021, there was 0 share of Class A common stock issued and outstanding, excluding
40,000,000

shares of Class A common stock subject to possible redemption which are presented as temporary equity.
Class
 B Common Stock
— The Company is authorized to issue 25,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. On March 1, 2021, the Company effected a dividend of approximately 0.167 shares for each outstanding share, resulting in there being an aggregate of 10,062,500 Founder Shares outstanding. As of March 31, 2022 and September 30, 2021, there were 10,000,000 shares of Class B common stock issued and outstanding.
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
MARCH 31, 2022
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
At March 31, 2022 and September 30, 2021, assets held in the Trust Account were comprised of $400,045,008 and $400,021,169 in a money market fund that invests in U.S. Treasury securities, respectively. During the six months ended March 31, 2022, the Company did not withdraw any interest income from the Trust Account.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	March 31, 2022	Level	September 30, 2021
Assets:
Investments held in Trust Account – U.S Treasury Securities Money Market Fund	1	$400,045,008	1	$400,021,169
Liabilities:
Warrant Liability – Public	1	$3,066,667	1	$5,933,334
Warrant Liability – Private Placement	2	4,485,000	2	8,677,500
The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.
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
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There have been no transfers in or out of Level 3 measurements from the period between September 30, 2021, and March 31, 2022.
The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of September 30, 2021	$8,677,500	$5,933,334	$14,610,834
Change in fair value	(292,500)	(200,000)	(492,500)

Fair value as of December 31, 2021	$8,385,000	$5,733,334	$14,118,334
Change in fair value	(3,900,000)	(2,666,667)	(6,566,667)
Fair value as of March 31, 2022	$4,485,000	$3,066,667	$7,551,667

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
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form
10-K
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended March 31, 2022, we had net income of $6,404,884, which consisted of change in fair value of warrant liability of $6,566,667, and interest earned on marketable securities held in Trust Account of $9,865, offset by formation and operational costs of $171,648.
For the six months ended March 31, 2022, we had net income of $6,678,548, which consisted of change in fair value of warrant liability of $7,059,167, and interest earned on marketable securities held in Trust Account of $23,839, offset by formation and operational costs of $404,458.
For the three months ended March 31, 2021, we had net loss of $484,407, which consisted of formation and operational costs of $111,519 and transaction costs incurred at initial public offering of $377,083, offset by interest earned on marketable securities held in Trust Account of $3,951 and unrealized gain on marketable securities held in Trust Account of $244.
For the period from November 30, 2020 (inception) through March 31, 2021, we had net loss of $485,282, which consisted of formation and operational costs of $112,394 and transaction costs incurred at initial public offering of $377,083, offset by interest earned on marketable securities held in Trust Account of $3,951 and unrealized gain on marketable securities held in Trust Account of $244.
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

For the six months March 31, 2022, net cash used in operating activities was $491,660. Net income of $6,678,548 was affected by the change in fair value of warrant liability of $7,059,167 and interest earned on marketable securities held in Trust Account of $23,839. Changes in operating assets and liabilities used $87,202 of cash for operating activities.
For the period from November 30, 2020 (inception) through March 31, 2021, net cash used in operating activities was $116. Net loss of $485,282 was affected by transaction costs incurred at initial public offering of $377,083, interest earned on marketable securities held in Trust Account of $3,951 and unrealized gain on marketable securities held in Trust Account of $244. Changes in operating assets and liabilities provided $112,278 of cash for operating activities.
As of March 31, 2022, we had marketable securities held in the Trust Account of $400,045,008 (including $45,008 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes Through March 31, 2022, we have not withdrawn any interest earned from the Trust Account.
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
As of March 31, 2022, we had cash of $521,983. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject tore-measurement at each balance sheets date until exercised, and any change in fair value is recognized in our statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.
Class A Common Stock Subject to Possible Redemption
We account for our shares of Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of Class A common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheets.
Net Income (Loss) Per Common Share
Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. The Company applies the two-class
method in calculating earnings per share. Remeasurement associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules
13a-15(e)
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
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the material weakness described above had not yet been identified. We are in the process of implementing changes to our internal control over financial reporting to remediate such material weaknesses, as more fully described above. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II—OTHER INFORMATION
Item 1A. Risk Factors
As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2021 except as set forth below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
We identified an additional material weakness in our internal control over financial reporting relating to our complex financial instruments. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
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
As described elsewhere in this report, in connection with the preparation of our financial statements as of March 31, 2022, management identified errors made in our historical financial statements where we improperly classified some of our Class A common stock subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001 pursuant to our amended and restated certificate of incorporation. Management determined that the Class A common stock issued during our initial public offering can be redeemed or become redeemable subject to the occurrence of future events considered outside our control. Therefore, management concluded that temporary equity should include all shares of Class A common stock subject to possible redemption. As a result, management has noted a classification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock. Management concluded that the foregoing constituted a material weakness as of March 31, 2022.
As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented. However, we cannot assure you that the foregoing will not result in any future material weaknesses or deficiencies in internal control over financial reporting. Even though we have strengthened our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.
We are subject

to changing laws and regulations

regarding

regulatory

matters,

corporate

governance and public disclosure

that

have increased

both our costs

and the risk

of non-compliance.
We are subject to rules and regulations by various governing bodies, including, for example, the Securities and Exchange Commission, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.
On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively eliminating the safe harbor relating to the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.
Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.
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

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Online XBRL Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly report on Form10-Qfor the quarter ended March 31, 2022 has been formatted in Inline XBRL and is included in Exhibits 101.

*	Filed herewith.
**	Furnished.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN STAR INVESTMENT CORP. IV

Date: May 16, 2022	By:	/s/ Joanna Coles
	Name:	Joanna Coles
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ James Brady
	Name:	James Brady
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)