Form 10-Q
period 2022-06-30
Northern Star Investment Corp. IV
filed 2022-08-15
CIK 1835814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2022

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
,
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
Rule 12b-2of
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
As of August 15, 2022
, there were
 40,000,000
shares of Class A common stock, par value $0.0001 per share, and
10,000,000
shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

NORTHERN STAR INVESTMENT CORP. IV
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2022
TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements (Unaudited)	1
Condensed Balance Sheets as of June 30, 2022 (Unaudited) and September 30, 2021 (Audited)	1
Condensed Statements of Operations for the Three and Nine Months Ended June 30, 2022 (Unaudited) and Three months ended June 30, 2021 and for the period from November 30, 2020 (inception) through June 30, 2021 (Unaudited)	2
Condensed Statements of Changes in Stockholders’ Deficit for the Three and Nine Months Ended June 30, 2022 (Unaudited) and Three months ended June 30, 2021 and for the period from November 30, 2020 (inception) through June 30, 2021 (Unaudited)	3
Condensed Statements of Cash Flows for the Nine Months Ended June 30, 2022 (Unaudited) and for the period from November 30, 2020 (inception) through June 30, 2021 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	17
Item 4. Controls and Procedures	17
Part II. Other Information
Item 1A. Risk factors	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 6. Exhibits	19
Signatures	20

PART I—FINANCIAL INFORMATION

Item 1.	Interim Financial Statements.
NORTHERN STAR INVESTMENT CORP. IV
CONDENSED BALANCE SHEETS

	June 30, 2022	September 30, 2021
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$394,545	$1,029,943
Prepaid expenses and other current assets	23,175	29,842

Total Current Assets	417,720	1,059,785
Marketable securities held in Trust Account	400,557,146	400,021,169

TOTAL ASSETS	$400,974,866	$401,080,954

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$365,412	$378,535
Accrued offering costs	—	24,550
Income taxes payable	50,450	—

Total Current Liabilities	415,862	403,085
Warrant Liabilities	3,119,167	14,610,834
Deferred underwriting payable	14,000,000	14,000,000

TOTAL LIABILITIES	17,535,029	29,013,919

Commitments and Contingencies
Class A common stock subject to possible redemption 40,000,000 shares at redemption value, as of June 30, 2022, and September 30, 2021	400,206,696	400,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 125,000,000 shares authorized; 0 shares issued and outstanding (excluding 40,000,000 shares subject to possible redemption) as of June 30, 2022, and September 30, 2021	—	—
Class B common stock, $0.0001 par value; 25,000,000 shares authorized; 10,000,000 shares issued and outstanding as of June 30, 2022 and September 30, 2021	1,000	1,000
Additional paid-in capital	—	—
Accumulated deficit	(16,767,859)	(27,933,965)

Total Stockholders’ Deficit	(16,766,859)	(27,932,965)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$400,974,866	$401,080,954

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN STAR INVESTMENT CORP. IV
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,	For the Period from November 30, 2020 (Inception) through June 30,
	2022	2021	2022	2021
Formation and operational costs	$199,934	$165,823	$604,392	$278,217

Loss from operations	(199,934)	(165,823)	(604,392)	(278,217)
Other income (expense):
Interest earned on marketable securities held in Trust Account	512,138	7,134	535,977	11,085
Unrealized loss on marketable securities held in Trust Account	—	(244)	—	—
Transaction costs incurred at initial public offering	—	—	—	(377,083)
Change in fair value of warrant liabilities	4,432,500	(7,847,167)	11,491,667	(7,847,167)

Total other income (expense), net	4,944,638	(7,840,277)	12,027,644	(8,213,165)
Income (loss) before provision for income taxes	4,744,704	(8,006,100)	11,423,252	(8,491,382)
Provision for income taxes	(50,450)	—	(50,450)	—

Net income (loss)	$4,694,254	$(8,006,100)	$11,372,802	$(8,491,382)

Basic and diluted weighted average shares outstanding, Class A common stock	40,000,000	40,000,000	40,000,000	22,264,151

Basic and diluted net income (loss) per share, Class A common stock	$0.09	$(0.16)	$0.23	$(0.27)

Basic and diluted weighted average shares outstanding, Class B common stock	10,000,000	10,000,000	$10,000,000	8,702,830

Basic and diluted net income (loss) per share, Class B common stock	$0.09	$(0.16)	0.23	$(0.27)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN STAR INVESTMENT CORP. IV
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance – September 30, 2021	—	$—	10,000,000	$1,000	$—	$(27,933,965)	$(27,932,965)
Net income	—	—	—	—	—	273,664	273,664

Balance – December 31, 2021	—	$—	10,000,000	$1,000	$—	$(27,660,301)	$(27,659,301)
Net income	—	—	—	—	—	6,404,884	6,404,884

Balance – March 31, 2022	—	$—	10,000,000	$1,000	$—	$(21,255,417)	$(21,254,417)
Remeasurement adjustment to share subject to redemption	—	—	—	—	—	(206,696)	(206,696)
Net income	—	—	—	—	—	4,694,254	4,694,254

Balance – June 30, 2022	—	$—	10,000,000	$1,000	$—	$(16,767,859)	$(16,766,859)

FOR THE THREE MONTHS ENDED JUNE 30, 2021, AND FOR THE PERIOD FROM NOVEMBER 30, 2020 (INCEPTION) THROUGH JUNE 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance – November 30, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	10,062,500	1,006	23,994	—	25,000
Net loss	—	—	—	—	—	(875)	(875)

Balance – December 31, 2020	—	$—	10,062,500	$1,006	$23,994	$(875)	$24,125
Cash paid in excess of fair value	—	—	—	—	273,000	—	273,000
Remeasurement adjustment to share subject to redemption	—	—	—	—	(297,000)	(28,337,030)	(28,634,030)
Net loss	—	—	—	—	—	(484,407)	(484,407)

Balance – March 31, 2021	—	$—	10,062,500	$1,006	$(6)	$(28,822,312)	$(28,821,312)
Forfeiture of Founder Shares	—	—	(62,500)	(6)	6	—	—
Net loss	—	—	—	—	—	(8,006,100)	(8,006,100)

Balance – June 30, 2021	—	$—	10,000,000	$1,000	—	$(36,828,412)	$(36,827,412)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN STAR INVESTMENT CORP. IV
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30, 2022	For The Period From November 30, 2020 (Inception) Through June 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$11,372,802	$(8,491,382)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liability	(11,491,667)	7,847,167
Transaction costs incurred in connection with IPO	—	377,083
Interest earned on marketable securities held in Trust Account	(535,977)	(11,085)
Changes in operating assets and liabilities:
Prepaid expenses and other currents assets	6,667	(29,842)
Accrued expenses	(13,123)	162,799
Income taxes payable	50,450	—

Net cash used in operating activities	(610,848)	(145,260)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(400,000,000)

Net cash used in investing activities	—	(400,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	392,000,000
Proceeds from sale of Private Placements Warrants	—	9,750,000
Repayment of promissory note—related party	—	(150,000)
Payment of offering costs	(24,550)	(473,563)

Net cash (used in) provided by financing activities	(24,550)	401,126,437

Net Change in Cash	(635,398)	981,177
Cash – Beginning of period	1,029,943	150,000

Cash – End of period	$394,545	$1,131,177

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$5,050

Remeasurement adjustment of Class A common stock to redemption value	$(206,696)	$28,634,030

Deferred underwriting fee payable	$—	$14,000,000

Forfeiture of Founder Shares	—	(6)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN STAR INVESTMENT CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of June 30, 2022, the Company had not commenced any operations. All activity for the period from November 30, 2020 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected September 30 as its fiscal year end.
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
Following the closing of the Initial Public Offering on March 4, 2021, an amount of $400,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Warrants was placed in a trust account (the “Trust Account”), located in the United States and held as cash items or invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraph (d) of
Rule2a-7
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
JUNE 30, 2022
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
JUNE 30, 2022
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
Going Concern
As of June 30, 2022, the Company had $394,545 in its operating bank accounts, $400,557,146 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $352,308.
As of June 30, 2022,
$557,146 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.
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
as filed with the SEC on December 23, 2021. The interim results for the three and nine months ended June 30, 2022 are not necessarily indicative of the results to be expected for period ended September 30, 2022, or for any future periods.

NORTHERN STAR INVESTMENT CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and September 30, 2021.
Marketable Securities Held in Trust Account
At June 30, 2022 and September 30, 2021, substantially all of the assets held in the Trust Account were held in money market funds which primarily invest in U.S. Treasury securities.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and September 30, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s condensed balance sheets.

NORTHERN STAR INVESTMENT CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

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
Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and September 30, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.
Our
effective tax rate was 1.06% and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and 0.44% and 0.00% for the nine months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended June 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

NORTHERN STAR INVESTMENT CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,416,667 shares of Class A common stock in the aggregate. As of June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.
The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021		Nine Months Ended June 30, 2022		For the Period from November 30, 2020 (Inception) Through June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$3,755,403	$938,851	$(6,404,880)	$(1,601,220)	$9,098,242	$2,274,560	$(6,105,000)	$(2,386,382)
Denominator:
Basic and diluted weighted average shares outstanding	40,000,000	10,000,000	40,000,000	10,000,000	40,000,000	10,000,000	22,264,151	8,702,830

Basic and diluted net income (loss) per common stock	$0.09	$0.09	$(0.16)	$(0.16)	$0.23	$0.23	$(0.27)	$(0.27)
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
JUNE 30, 2022
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
JUNE 30, 2022
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
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Registration Rights
Pursuant to a registration rights agreement entered into on March 1, 2021, the holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of the Working Capital Loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of Working Capital Loans) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statement filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statement.

NORTHERN STAR INVESTMENT CORP. IV
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

Underwriting Agreement
The Company granted the underwriters in the initial public offering
45-day
option from the effective date of the Initial Public Offering to purchase up to 5,250,000 additional Units, at the Initial Public Offering price less the underwriting discounts and commissions. As a result of the underwriters ‘election to partially exercise the over-allotment option to purchase an additional 5,000,000 Public Shares, a total of 250,000 Public Shares remained available for purchase at a price of $10.00 per Public Share. The underwriters elected not to exercise the over-allotment option to purchase such additional 250,000 Units at a price of $10.00 per Unit. The over-allotment option expired on April 18, 2021.
The underwriters are entitled to a deferred fee of $0.35 per Unit, or $14,000,000 in the aggregate. The deferred fee will be forfeited by the underwriters solely in the event that the Company fails to complete a Business Combination, subject to the terms of the underwriting agreement.

Consulting Agreement
On February 1, 2022, the Company entered into an agreement with a consultant for advisory services. The agreement specifies that the Company pays $8,333.33 a month plus any out-of-pocket expenses to the consultant. The agreement is terminable within 30 days written notice.
NOTE 7. STOCKHOLDER’S DEFICIT
Preferred Stock
– The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and September 30, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 125,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At June 30, 2022 and September 30, 2021, there was zero share of Class A common stock issued and outstanding, excluding 40,000,000 shares of Class A common stock subject to possible redemption which are presented as temporary equity.
Class
 B Common Stock
— The Company is authorized to issue 25,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. On March 1, 2021, the Company effected a dividend of approximately 0.167 shares for each outstanding share, resulting in there being an aggregate of 10,062,500 Founder Shares outstanding. As of June 30, 2022 and September 30, 2021, there were 10,000,000 shares of Class B common stock issued and outstanding.
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
JUNE 30, 2022
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
At June 30, 2022 and September 30, 2021, assets held in the Trust Account were comprised of $400,557,146 and $400,021,169 in a money market fund that invests in U.S. Treasury securities, respectively. During the nine months ended June 30, 2022, the Company did not withdraw any interest income from the Trust Account.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	June 30, 2022	Level	September 30, 2021
Assets:
Investments held in Trust Account – U.S Treasury Securities Money Market Fund	1	$400,557,146	1	$400,021,169
Liabilities:
Warrant Liability – Public	1	$1,266,667	1	$5,933,334
Warrant Liability – Private Placement	2	1,852,500	2	8,677,500
The Warrants were accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities on the condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.
The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units are classified as Level 1 due to the use of an observable market quote in an active market under the ticker NSTD.WS. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value of the Warrants as of each relevant date.
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There have been no transfers in or out of Level 3 measurements from the period between September 30, 2021, and June 30, 2022.
The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of September 30, 2021	$8,677,500	$5,933,334	$14,610,834
Change in fair value	(292,500)	(200,000)	(492,500)

Fair value as of December 31, 2021	$8,385,000	$5,733,334	$14,118,334
Change in fair value	(3,900,000)	(2,666,667)	(6,566,667)

Fair value as of March 31, 2022	$4,485,000	$3,066,667	$7,551,667
Change in fair value	(2,632,500)	(1,800,000)	(4,432,500)

Fair value as of June 30, 2022	$1,852,500	$1,266,667	$3,119,167

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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2022, were organizational activities, those necessary to prepare for the Initial Public Offering and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2022, we had net income of $4,694,254, which consisted of change in fair value of warrant liability of $4,432,500, and interest earned on marketable securities held in Trust Account of $512,138, offset by formation and operational costs of $199,934 and provision for income tax of $50,450.
For the nine months ended June 30, 2022, we had net income of $11,372,802, which consisted of change in fair value of warrant liability of $11,491,667, and interest earned on marketable securities held in Trust Account of $535,977, offset by formation and operational costs of $604,392 and provision for income tax of $50,450.
For the three months ended June 30, 2021, we had net loss of $8,006,100, which consisted of formation and operational costs of $165,823, unrealized loss on marketable securities held in Trust Account of $244 and change in fair value of warrant liabilities of 7,847,167, offset by interest earned on marketable securities held in Trust Account of $7,134.
For the period from November 30, 2020 (inception) through June 30, 2021, we had net loss of $8,491,382, which consisted of formation and operational costs of $278,217 and change in fair value of warrant liabilities of $7,847,167, transaction costs allocated to warrant liabilities of $377,083, offset by interest earned on marketable securities held in Trust Account of $11,085.
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

For the nine months June 30, 2022, net cash used in operating activities was $610,848. Net income of $11,372,802 was affected by the change in fair value of warrant liability of $11,491,667 and interest earned on marketable securities held in Trust Account of $535,977. Changes in operating assets and liabilities provided $43,994 of cash for operating activities.
For the period from November 30, 2020 (inception) through June 30, 2021, net cash used in operating activities was $145,260. Net loss of $8,491,382 was affected by transaction costs incurred at initial public offering of $377,083, interest earned on marketable securities held in Trust Account of $11,085 and change in fair value of warrant liabilities of $7,847,167. Changes in operating assets and liabilities provided $132,957 of cash for operating activities.
As of June 30, 2022, we had marketable securities held in the Trust Account of $400,557,146 (including $557,146 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes Through June 30, 2022, we have not withdrawn any interest earned from the Trust Account.
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
As of June 30, 2022, we had cash of $394,545. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or our officers, directors or their respective affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we will repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the Private Warrants, at a price of $1.00 per warrant at the option of the lender.
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
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
Class A Common Stock Subject to Possible Redemption
We account for our shares of Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of Class A common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity (deficit) section of our balance sheets.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules
13a-15(e)
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
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the material weakness described above had not yet been identified. We are in the process of implementing changes to our internal control over financial reporting to remediate such material weaknesses, as more fully described above. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II—OTHER INFORMATION

Item 1A.	Risk Factors
As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form
10-K
for the year ended September 30, 2021, except as set forth below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
We identified an additional material weakness in our internal control over financial reporting relating to our complex financial instruments. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management also evaluates the effectiveness of our internal controls, and we will disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As described elsewhere in this report, in connection with the preparation of our financial statements as of June 30, 2022, management identified errors made in our historical financial statements where we improperly classified some of our Class A common stock subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001 pursuant to our amended and restated certificate of incorporation. Management determined that the Class A common stock issued during our initial public offering can be redeemed or become redeemable subject to the occurrence of future events considered outside our control. Therefore, management concluded that temporary equity should include all shares of Class A common stock subject to possible redemption. As a result, management has noted a classification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A common stock. Management concluded that the foregoing constituted a material weakness as of June 30, 2022.
As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form
10-Q
present fairly in all material respects our financial position, results of operations and cash flows for the period presented. However, we cannot assure you that the foregoing will not result in any future material weaknesses or deficiencies in internal control over financial reporting. Even though we have strengthened our controls and procedures, in the future those controls, and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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
For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this
Form 10-Q.

Item 6.	Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on
Form 10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Online XBRL Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly report on Form10-Qfor the quarter ended June 30, 2022 has been formatted in Inline XBRL and is included in Exhibits 101.

*	Filed herewith.
**	Furnished.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN STAR INVESTMENT CORP. IV

Date: August 15, 2022	By:	/s/ Joanna Coles
	Name:	Joanna Coles
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ James Brady
	Name:	James Brady
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)