Form 10-Q
period 2022-12-31
Northern Star Investment Corp. IV
filed 2023-02-16
CIK 1835814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2022

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

405 Lexington Avenue,11th Floor

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2ofthe Exchange Act.

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

As of February 14, 2023, there were 40,000,000 shares of Class A common stock, par value $0.0001 per share, and 10,000,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

NORTHERN STAR INVESTMENT CORP. IV

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2022

i

PART I—FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

NORTHERN STAR INVESTMENT CORP. IV

CONDENSED BALANCE SHEETS

	December 31, 2022	September 30, 2022
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$196,718	$210,070
Prepaid expenses and other current assets	41,508	23,175
Total Current Assets	238,226	233,245
Marketable securities held in Trust Account	404,609,067	402,426,671
TOTAL ASSETS	$404,847,293	$402,659,916

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$475,623	$476,574
Income taxes payable	161,755	332,551
Total Current Liabilities	637,378	809,125
Warrant Liabilities	328,333	985,000
Deferred underwriting payable	14,000,000	14,000,000
TOTAL LIABILITIES	14,965,711	15,794,125

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption 40,000,000 shares at redemption value, as of December 31, 2022, and September 30, 2022	404,217,637	401,644,120
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 125,000,000 shares authorized; 0 shares issued and outstanding (excluding 40,000,000 shares subject to possible redemption) as of December 31, 2022, and September 30, 2022	—	—
Class B common stock, $0.0001 par value; 25,000,000 shares authorized; 10,000,000 shares issued and outstanding as of December 31, 2022 and September 30, 2022	1,000	1,000
Additional paid-in capital	—	—
Accumulated deficit	(14,337,055)	(14,779,329)
Total Stockholders’ Deficit	(14,336,055)	(14,778,329)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$404,847,293	$402,659,916

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN STAR INVESTMENT CORP. IV

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended December 31,
	2022	2021
Formation and operational costs	$295,534	$232,810
Loss from operations	(295,534)	(232,810)
Other income:
Interest earned on marketable securities held in Trust Account	3,347,022	13,974
Change in fair value of warrant liabilities	656,667	492,500
Total other income	4,003,689	506,474
Income before provision for income taxes	3,708,155	273,664
Provision for income taxes	(692,364)	—
Net income	$3,015,791	$273,664
Basic and diluted weighted average shares outstanding, Class A common stock	40,000,000	40,000,000
Basic and diluted net income per share, Class A common stock	$0.06	$0.01
Basic and diluted weighted average shares outstanding, Class B common stock	10,000,000	10,000,000
Basic and diluted net income per share, Class B common stock	$0.06	$0.01

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN STAR INVESTMENT CORP. IV

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance – September 30, 2022	—	$—	10,000,000	$1,000	$—	$(14,779,329)	$(14,778,329)
Accretion to share subject to redemption	—	—	—	—	—	(2,573,517)	(2,573,517)
Net income	—	—	—	—	—	3,015,791	3,015,791
Balance – December 31, 2022	—	$—	10,000,000	$1,000	$—	$(14,337,055)	$(14,336,055)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance – September 30, 2021	—	$—	10,000,000	$1,000	$—	$(27,933,965)	$(27,932,965)
Net income	—	—	—	—	—	273,664	273,664
Balance – December 31, 2021	—	$—	10,000,000	$1,000	$—	$(27,660,301)	$(27,659,301)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN STAR INVESTMENT CORP. IV

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$3,015,791	$273,664
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(656,667)	(492,500)
Interest earned on marketable securities held in Trust Account	(3,347,022)	(13,974)
Changes in operating assets and liabilities:
Prepaid expenses and other currents assets	(18,333)	—
Accrued expenses	(951)	62,264
Income taxes payable	(170,796)	—
Net cash used in operating activities	(1,177,978)	(170,546)
Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	1,164,626	—
Net cash provided by investing activities	1,164,626	—
Cash Flows from Financing Activities:
Payment of offering costs	—	(5,000)
Net cash used in by financing activities	—	(5,000)
Net Change in Cash	(13,352)	(175,546)
Cash – Beginning of period	210,070	1,029,943
Cash – End of period	$196,718	$854,397
Supplementary cash flow information:
Cash paid for income taxes	$863,160	$—
Non-Cash investing and financing activities:
Remeasurement adjustment of Class A common stock to redemption value	$2,573,517	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN STAR INVESTMENT CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(Unaudited)

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

As of December 31, 2022, the Company had not commenced any operations. All activity through December 31, 2022 relates to the Company’s formation and its initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, seeking to identify a target company for Business Combination. The Company believes it will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income on cash and cash equivalents in the form of interest income from the proceeds from the Initial Public Offering and simultaneous private placement described below. The Company has selected September 30 as its fiscal year end.

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

DECEMBER 31, 2022

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

If the Company is unable to complete a Business Combination by March 4, 2023 (the “Combination Period”) and such period is not extended by stockholders, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

NORTHERN STAR INVESTMENT CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(Unaudited)

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Inflation Reduction Act of 2022 (the “IR Act”)

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The Treasury recently issued interim guidance that redemptions in connection with a SPAC liquidation would not be subject to the excise tax under certain circumstances. In addition, redemptions that occur in the same taxable year as a liquidation is completed will also be exempt from such tax.

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

Liquidity and Going Concern

As of December 31, 2022, the Company had $196,718 in its operating bank accounts, $404,609,067 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $197,347. As of December 31, 2022, $4,609,067 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. As of December 31, 2022, $1,164,626 was withdrawn from the Trust to pay taxes.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

NORTHERN STAR INVESTMENT CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(Unaudited)

The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the condensed financial statements. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NORTHERN STAR INVESTMENT CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 30, 2022, as filed with the SEC on December 22, 2022. The interim results for the three months ended December 31, 2022 are not necessarily indicative of the results to be expected for period ended September 30, 2023, or for any future periods.

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

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and September 30, 2022.

Marketable Securities Held in Trust Account

At December 31, 2022 and September 30, 2022, substantially all of the assets held in the Trust Account were held in money market funds which primarily invest in U.S. Treasury securities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022 and September 30, 2022, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

NORTHERN STAR INVESTMENT CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of December 31, 2022 and September 30, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it.

Our effective tax rate was 18.67% and 0.00% for the three months ended December 31, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended December 31, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and September 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

NORTHERN STAR INVESTMENT CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(Unaudited)

Net Income Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income per share of common stock is calculated by dividing net income by the weighted average number of shares of common stock outstanding for the respective period. Remeasurement adjustment associated with the redeemable shares of Class A common stock is excluded from income per common share as the redemption value approximates fair value.

The calculation of diluted income per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,416,667 shares of Class A common stock in the aggregate. As of December 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the Three Months Ended December 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock
Numerator:
Allocation of net income, as adjusted	$2,412,633	$603,158	$218,931	$54,733
Denominator:
Basic and diluted weighted average shares outstanding	40,000,000	10,000,000	40,000,000	10,000,000
Basic and diluted net income per common stock	$0.06	$0.06	$0.01	$0.01

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature except for warrant liabilities (See Note 8).

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

DECEMBER 31, 2022

(Unaudited)

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

DECEMBER 31, 2022

(Unaudited)

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

NORTHERN STAR INVESTMENT CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(Unaudited)

Underwriting Agreement

The Company granted the underwriters in the initial public offering45-dayoption from the effective date of the Initial Public Offering to purchase up to 5,250,000 additional Units, at the Initial Public Offering price less the underwriting discounts and commissions. As a result of the underwriters ‘election to partially exercise the over-allotment option to purchase an additional 5,000,000 Public Shares, a total of 250,000 Public Shares remained available for purchase at a price of $10.00 per Public Share. The underwriters elected not to exercise the over-allotment option to purchase such additional 250,000 Units at a price of $10.00 per Unit. The over-allotment option expired on April 18, 2021.

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

NOTE 7 — STOCKHOLDER’S DEFICIT

Preferred Stock– The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and September 30, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock— The Company is authorized to issue 125,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At December 31, 2022 and September 30, 2022, there was zero share of Class A common stock issued and outstanding, excluding 40,000,000 shares of Class A common stock subject to possible redemption which are presented as temporary equity.

Class B Common Stock— The Company is authorized to issue 25,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. On March 1, 2021, the Company effected a dividend of approximately 0.167 shares for each outstanding share, resulting in there being an aggregate of 10,062,500 Founder Shares outstanding. As of December 31, 2022 and September 30, 2022, there were 10,000,000 shares of Class B common stock issued and outstanding.

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

NORTHERN STAR INVESTMENT CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(Unaudited)

NOTE 8 — FAIR VALUE MEASUREMENTS

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments—Debt and Equity Securities. ” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At December 31, 2022 and September 30, 2022, assets held in the Trust Account were comprised of $404,609,067 and $402,426,671 in a money market fund that invests in U.S. Treasury securities, respectively. During the three months ended December 31, 2022, the Company had withdrawn $1,164,626 interest income from the Trust Account to pay franchise and income taxes.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 and September 30, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	December 31, 2022	Level	September 30, 2022
Assets:
Investments held in Trust Account – U.S Treasury Securities Money Market Fund	1	$404,609,067	1	$402,426,671
Liabilities:
Warrant Liability – Public	1	$133,333	1	$400,000
Warrant Liability – Private Placement	2	195,000	2	585,000

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There have been no transfers in or out of Level 3 measurements from the period between September 30, 2022, and December 31, 2022.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of September 30, 2022	$585,000	$400,000	$985,000
Change in fair value	(390,000)	(266,667)	(656,667)
Fair value as of December 31, 2022	$195,000	$133,333	$328,333

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheets date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than those listed below, that would have required adjustment or disclosure in the condensed financial statements.

Effective February 1, 2023, the Company terminated its agreement with a consultant for monthly advisory services.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form10-Qincluding, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2022, were organizational activities, those necessary to prepare for the Initial Public Offering and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended December 31, 2022, we had net income of $3,015,791, which consisted of change in fair value of warrant liability of $656,667 and interest earned on marketable securities held in Trust Account of $3,347,022, offset by formation and operational costs of $295,534 and provision for income tax of $692,364.

For the three months ended December 31, 2021, we had net income of $273,664, which consisted of change in fair value of warrant liability of $492,500 and interest earned on marketable securities held in Trust Account of $13,974, offset by formation and operational costs of $232,810

Liquidity and Capital Resources

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

For the three months ended December 31, 2022, net cash used in operating activities was $1,177,978. Net income of $3,015,791 was affected by the change in fair value of warrant liability of $656,667 and interest earned on marketable securities held in Trust Account of $3,347,022. Changes in operating assets and liabilities used $190,080 of cash for operating activities.

For the three months ended December 31, 2021, net cash used in operating activities was $170,546. Net income of $273,664 was affected by the change in fair value of warrant liability of $492,500 and interest earned on marketable securities held in Trust Account of $13,974. Changes in operating assets and liabilities provided $62,264 of cash for operating activities.

As of December 31, 2022, we had marketable securities held in the Trust Account of $404,609,067 (including $4,609,067 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes Through December 31, 2022, we have not withdrawn any interest earned from the Trust Account.

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

As of December 31, 2022, we had cash of $196,718. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $14,000,000 in the aggregate (or $10,062,500 if the underwriters’ over-allotment is exercised in full). The deferred fee will be forfeited by the underwriters solely in the event that we fail to complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Class A Common Stock Subject to Possible Redemption

We account for our shares of Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets.

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

Net Income Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, which are referred to as Class A common stock and class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income per share of common stock is calculated by dividing net income by the weighted average number of shares of common stock outstanding for the respective period. We did not consider the effect of the warrants issued in connection with the initial public offering and the private placement in the calculation of diluted income per common share because their exercise is contingent upon future events. As a result, diluted net income per common share is the same as basic net income per common share. Remeasurement adjustment associated with the redeemable shares of Class A common stock is excluded from income per common share as the redemption value approximates fair value.

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

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed financial statements and the reported amounts of revenues and expenses during the period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the condensed financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the material weakness described above had not yet been identified. We are in the process of implementing changes to our internal control over financial reporting to remediate such material weaknesses, as more fully described above. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II—OTHER INFORMATION

Item 1A. Risk Factors

As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form10-K for the year ended September 30, 2022, except as set forth below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

We identified an additional material weakness in our internal control over financial reporting relating to our complex financial instruments. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of condensed financial statements for external purposes in accordance with GAAP. Our management also evaluates the effectiveness of our internal controls, and we will disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this report, in connection with the preparation of our condensed financial statements as of December 31, 2022, management identified errors made in our historical financial statements where we improperly classified some of our Class A common stock subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001 pursuant to our amended and restated certificate of incorporation. Management determined that the Class A common stock issued during our initial public offering can be redeemed or become redeemable subject to the occurrence of future events considered outside our control. Therefore, management concluded that temporary equity should include all shares of Class A common stock subject to possible redemption. As a result, management has noted a classification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock. Management concluded that the foregoing constituted a material weakness as of December 31, 2022.

As a result, we performed additional analysis as deemed necessary to ensure that our condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the condensed financial statements included in this Form10-Qpresent fairly in all material respects our financial position, results of operations and cash flows for the period presented. However, we cannot assure you that the foregoing will not result in any future material weaknesses or deficiencies in internal control over financial reporting. Even though we have strengthened our controls and procedures, in the future those controls, and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our condensed financial statements.

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Online XBRL Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly report on Form10-Q for the quarter ended December 31, 2022 has been formatted in Inline XBRL and is included in Exhibits 101.

*	Filed herewith.

**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN STAR INVESTMENT CORP. IV

Date: February 15, 2023	By:	/s/ Joanna Coles
	Name:	Joanna Coles
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: February 15, 2023	By:	/s/ James Brady
	Name:	James Brady
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)