Form 10-Q
period 2023-03-31
Northern Star Investment Corp. IV
filed 2023-05-15
CIK 1835814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

As of May 15, 2023, there were 13,921,245 shares of Class A common stock, par value $0.0001 per share, and 291,666 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

NORTHERN STAR INVESTMENT CORP. IV

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

PART I—FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

NORTHERN STAR INVESTMENT CORP. IV

CONDENSED BALANCE SHEETS

	March 31, 2023	September 30, 2022
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$264,756	$210,070
Prepaid expenses and other current assets	29,842	23,175
Total Current Assets	294,598	233,245
Marketable securities held in Trust Account	408,673,866	402,426,671
TOTAL ASSETS	$408,968,464	$402,659,916

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$519,150	$476,574
Excise tax payable	3,637,077	—
Income taxes payable	1,049,268	332,551
Redemption Payable	363,707,679	—
Total Current Liabilities	368,913,174	809,125
Warrant Liabilities	656,667	985,000
Deferred underwriting payable	14,000,000	14,000,000
TOTAL LIABILITIES	383,569,841	15,794,125

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption 4,212,911 and 40,000,000 shares at redemption value of $10.40 and $10.04, as of March 31, 2023, and September 30, 2022, respectively	43,848,669	401,644,120
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 125,000,000 shares authorized; 9,708,334 and 0 shares issued and outstanding (excluding 4,212,911 and 40,000,000 shares subject to possible redemption) as of March 31, 2023, and September 30, 2022, respectively	971	—
Class B common stock, $0.0001 par value; 25,000,000 shares authorized; 291,666 and 10,000,000 shares issued and outstanding as of March 31, 2023 and September 30, 2022, respectively	29	1,000
Additional paid-in capital	—	—
Accumulated deficit	(18,451,046)	(14,779,329)
Total Stockholders’ Deficit	(18,450,046)	(14,778,329)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$408,968,464	$402,659,916

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN STAR INVESTMENT CORP. IV

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2023	2022	2023	2022
Formation and operational costs	$198,605	$171,648	$494,139	$404,458
Loss from operations	(198,605)	(171,648)	(494,139)	(404,458)

Other income:
Interest earned on marketable securities held in Trust Account	4,276,249	9,865	7,623,271	23,839
Change in fair value of warrant liabilities	(328,334)	6,566,667	328,333	7,059,167
Total other income, net	3,947,915	6,576,532	7,951,604	7,083,006

Income before provision for income taxes	3,749,310	6,404,884	7,457,465	6,678,548
Provision for income taxes	(887,513)	—	(1,579,877)	—
Net income	$2,861,797	$6,404,884	$5,877,588	$6,678,548

Basic and diluted weighted average shares outstanding, Class A common stock	31,886,610	40,000,000	35,965,717	40,000,000
Basic and diluted net income per share, Class A common stock	$0.07	$0.13	$0.13	$0.13
Basic and diluted weighted average shares outstanding, Class B common stock	6,979,629	10,000,000	8,498,158	10,000,000
Basic and diluted net income per share, Class B common stock	$0.07	$0.13	$0.13	$0.13

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN STAR INVESTMENT CORP. IV

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance – September 30, 2022	—	$—	10,000,000	$1,000	$—	$(14,779,329)	$(14,778,329)
Accretion to share subject to redemption	—	—	—	—	—	(2,573,517)	(2,573,517)
Net income	—	—	—	—	—	3,015,791	3,015,791
Balance – December 31, 2022	—	$—	10,000,000	$1,000	$—	$(14,337,055)	$(14,336,055)
Contribution - non-redemption agreement	—	—	—	—	354,375	—	354,375
Shareholder non-redemption agreement	—	—	—	—	(354,375)	—	(354,375)
Class B converted to class A	9,708,334	971	(9,708,334)	(971)	—	—	—
Excise tax payable attributable to redemption of common stock	—	—	—	—	—	(3,637,077)	(3,637,077)
Accretion to share subject to redemption	—	—	—	—	—	(3,338,711)	(3,338,711)
Net income	—	—	—	—	—	2,861,797	2,861,797
Balance – March 31, 2023	9,708,334	$971	291,666	$29	$—	$(18,451,046)	$(18,450,046)

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit

Balance – September 30, 2021	—	$—	10,000,000	$1,000	$—	$(27,933,965)	$(27,932,965)
Net income	—	—	—	—	—	273,664	273,664
Balance – December 31, 2021	—	$—	10,000,000	$1,000	$—	$(27,660,301)	$(27,659,301)
Net income	—	—	—	—	—	6,404,884	6,404,884
Balance – March 31, 2022	—	$—	10,000,000	$1,000	$—	$(21,255,417)	$(21,254,417)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN STAR INVESTMENT CORP. IV

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$5,877,588	$6,678,548
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of warrant liability	(328,333)	(7,059,167)
Interest earned on marketable securities held in Trust Account	(7,623,271)	(23,839)
Changes in operating assets and liabilities:
Prepaid expenses and other currents assets	(6,667)	—
Accounts payable and accrued expenses	42,576	(87,202)
Redemption Payable	363,707,679	—
Income taxes payable	716,717	—
Net cash provided by (used in) operating activities	362,386,289	(491,660)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	1,376,076	—
Net cash provided by investing activities	1,376,076	—

Cash Flows from Financing Activities:
Redemption of common stock	(363,707,679)	—
Payment of offering costs	—	(16,300)
Net cash used in financing activities	(363,707,679)	(16,300)

Net Change in Cash	54,686	(507,960)
Cash – Beginning of period	210,070	1,029,943
Cash – End of period	$264,756	$521,983

Supplementary cash flow information:
Cash paid for income taxes	$863,160	$—

Non-Cash investing and financing activities:
Excise tax payable attributable to redemption of common stock	$3,637,077	$—
Remeasurement adjustment of Class A common stock to redemption value	$5,912,228	$—
Offering costs included in accrued offering costs	$—	$8,250

The accompanying notes are an integral part of the unaudited condensed financial statements.

NORTHERN STAR INVESTMENT CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

As of March 31, 2023, the Company had not commenced any operations. All activity through March 31, 2023 relates to the Company’s formation and its initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, seeking to identify a target company for Business Combination. The Company believes it will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income on cash and cash equivalents in the form of interest income from the proceeds from the Initial Public Offering and simultaneous private placement described below. The Company has selected September 30 as its fiscal year end.

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

NORTHERN STAR INVESTMENT CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon the consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Charter”), conduct the conversions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the holders of the Founder Shares (as defined below in Note 5) have agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

On March 3, 2023 the proposal to amend the Company’s Charter to extend the date by which the Company has to consummate a business combination from March 4, 2023 to September 4, 2023 was voted upon. In connection with the Meeting, the Sponsor entered into Non-Redemption Agreements with several unaffiliated third parties and agreed to transfer an aggregate of 1,012,500 shares of common stock to such parties in exchange for them agreeing not to redeem their public shares at the Meeting. As a result of the foregoing, effective March 3, 2023, public holders of an aggregate of 35,787,089 public shares exercised their right to redeem their public shares (leaving an aggregate of 4,212,911 public shares outstanding after the Meeting) resulting in payment to such holders of an aggregate of $363,707,679. The Company performed a valuation of the shares of common stock the Sponsor agreed to transfer to the non-redeeming third parties and determined the shares had a value of $354,375, or $0.35 per share.

On March 3, 2023, the Sponsor voluntarily converted 9,708,334 shares of Class B common stock of the Company it held as of such date into 9,708,334 shares of Class A common stock of the Company in accordance with the Charter. As a result of the foregoing and the results of the Meeting, the Company has an aggregate of 13,921,245 shares of Class A common stock outstanding and 291,666 shares of Class B common stock outstanding.

If the Company seeks stockholder approval of a Business Combination and it does not conduct conversions pursuant to the tender offer rules, the Charter provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% or more of the Public Shares, without the prior consent of the Company.

The holders of Founder Shares have agreed (a) to waive their conversion rights with respect to their Founder Shares and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose an amendment to the Charter (i) that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the required time period or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination by September 4, 2023 (the “Combination Period”) and such period is not extended by stockholders, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The holders of the Founder Shares have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the holders of Founder Shares acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters are expected agreed to waive their rights to the deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

NORTHERN STAR INVESTMENT CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

In order to protect the amounts held in the Trust Account, the Sponsor will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per share or (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

Any redemption or other repurchase that occurs after March 31, 2023, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination. Notwithstanding the foregoing, the Company has agreed that the per share price payable to stockholders exercising their redemption rights, whether in connection with the vote on an extension or an initial Business Combination, will not be reduced by payments required to be made by the Company under the IR Act.

The Company held a meeting on March 3, 2023 to vote on the proposal to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate a business combination or, if it fails to do so, cease its operations and redeem or repurchase 100% of the shares of the Company’s common stock issued in the Company’s initial public offering, from March 4, 2023 to September 4, 2023 (the “Extension”, and such extension date the “Extended Date”). In connection with the meeting, 35,787,089 shares of the Company’s common stock were redeemed with a total redemption payment of $363,707,679. As a result, the Company booked a liability of $3,637,077 for the excise tax based on 1% of the shares redeemed during the reporting period. For interim periods, an entity is not required to estimate future stock repurchases and stock issuances to measure its excise tax obligation. Rather, an entity can generally record the obligation on an as-incurred basis. In other words, the excise tax obligation recognized at the end of a quarterly financial reporting period is calculated as if the end of the quarterly period was the end of the annual period for which the excise tax obligation is payable.

Liquidity and Going Concern

As of March 31, 2023, the Company had $264,756 in its operating bank accounts, $408,673,866 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $3,811,629. As of March 31, 2023, $8,673,866 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. As of March 31, 2023, $1,376,076 was withdrawn from the Trust to pay taxes.

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

MARCH 31, 2023

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until September 4, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and stockholders do not approve an extension of such date, there will be a mandatory liquidation and likely a subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 4, 2023.

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

NORTHERN STAR INVESTMENT CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 30, 2022, as filed with the SEC on December 22, 2022. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for period ended September 30, 2023, or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and September 30, 2022.

Marketable Securities Held in Trust Account

At March 31, 2023 and September 30, 2022, substantially all of the assets held in the Trust Account were held in money market funds which primarily invest in U.S. Treasury securities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2023 and September 30, 2022, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

NORTHERN STAR INVESTMENT CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2023 and September 30, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it.

Our effective tax rate was 23.67% and 0.00% for the three months ended March 31, 2023 and 2022, respectively, 21.19% and 0.00% for the six months ended March 31, 2023 and 2022. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended March 31, 2023 and 2022, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and September 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

MARCH 31, 2023

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

The calculation of diluted income per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,416,667 shares of Class A common stock in the aggregate. As of March 31, 2023 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock
Numerator:
Allocation of net income, as adjusted	$2,347,873	$513,924	$5,123,907	$1,280,977	$4,754,234	$1,123,354	$5,342,838	$1,335,710
Denominator:
Basic and diluted weighted average shares outstanding	31,886,610	6,979,629	40,000,000	10,000,000	35,965,717	8,498,158	40,000,000	10,000,000
Basic and diluted net income per common stock	$0.07	$0.07	$0.13	$0.13	$0.13	$0.13	$0.13	$0.13

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

MARCH 31, 2023

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

NORTHERN STAR INVESTMENT CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On December 18, 2020, the Sponsor purchased an aggregate of 8,625,000 shares of the Company’s Class B common stock (the “Founder Shares”) for an aggregate price of $25,000. On March 1, 2021, the Company effected a dividend of approximately 0.167 shares for each outstanding share, resulting in there being an aggregate of 10,062,500 Founder Shares outstanding.

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

MARCH 31, 2023

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

Consulting Agreement

On June 30, 2021, the Company entered into agreements with two consultants for advisory services. Each agreement specified that the Company pays $5,000 a month plus any out-of-pocket expenses to the consultant. On February 1, 2022, the Company entered into an agreement with a consultant for advisory services. The agreement specified that the Company pays $8,333.33 a month plus any out-of-pocket expenses to the consultant.

Effective February 1, 2023, the Company terminated its agreements with all consultants for monthly advisory services.

NOTE 7 — STOCKHOLDER’S DEFICIT

Preferred Stock– The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and September 30, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock— The Company is authorized to issue 125,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At March 31, 2023 there were 13,921,245 shares of Class A common stock issued and outstanding, including 4,212,911 shares subject to possible redemption which are presented as temporary equity. At September 30, 2022 there were 40,000,000 shares of Class A common stock subject to possible redemption which are presented as temporary equity.

Class B Common Stock— The Company is authorized to issue 25,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. On March 1, 2021, the Company effected a dividend of approximately 0.167 shares for each outstanding share, resulting in there being an aggregate of 10,062,500 Founder Shares outstanding. On March 3, 2023, the Sponsor voluntarily converted 9,708,334 shares of Class B common stock of the Company it held as of such date into 9,708,334 shares of Class A common stock of the Company in accordance with the Charter. As a result, the Company has an aggregate of 291,666 shares of Class B common stock issued and outstanding as of March 31, 2023. At September 30, 2022, there were 10,000,000 shares of Class B common stock issued and outstanding.

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

MARCH 31, 2023

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

At March 31, 2023 and September 30, 2022, assets held in the Trust Account were comprised of $408,673,866 and $402,426,671 in a money market fund that invests in U.S. Treasury securities, respectively. During the six months ended March 31, 2023, the Company had withdrawn $1,376,076 interest income from the Trust Account to pay franchise and income taxes.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2023 and September 30, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	March 31, 2023	Level	September 30, 2022
Assets:
Investments held in Trust Account – U.S Treasury Securities Money Market Fund	1	$408,673,866	1	$402,426,671
Liabilities:
Warrant Liability – Public	1	$266,667	1	$400,000
Warrant Liability – Private Placement	2	390,000	2	585,000

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There have been no transfers in or out of Level 3 measurements from the period between September 30, 2022, and March 31, 2023.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of September 30, 2022	$585,000	$400,000	$985,000
Change in fair value	(390,000)	(266,667)	(656,667)
Fair value as of December 31, 2022	$195,000	$133,333	$328,333
Change in fair value	195,000	133,334	328,334
Fair value as of March 31, 2023	$390,000	$266,667	$656,667

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheets date up to the date that the condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events, that would have required adjustment or disclosure in the condensed financial statements.

On May 12, 2023, the Company issued an unsecured promissory note for $150,000 with a related party. The note is non-interest bearing and payable upon completion of a Business Combination.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2023, were organizational activities, those necessary to prepare for the Initial Public Offering and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had net income of $2,861,797, which consisted of interest earned on marketable securities held in Trust Account of $4,276,249, offset by formation and operational costs of $198,605, change in fair value of warrant liability of $328,334 and provision for income tax of $887,513.

For the three months ended March 31, 2022, we had net income of $6,404,884, which consisted of change in fair value of warrant liability of $6,566,667, and interest earned on marketable securities held in Trust Account of $9,865, offset by formation and operational costs of $171,648.

For the six months ended March 31, 2023, we had net income of $5,877,588, which consisted of change in fair value of warrant liability of $328,333 and interest earned on marketable securities held in Trust Account of $7,623,271, offset by formation and operational costs of $494,139 and provision for income taxes of $1,579,877.

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

For the six months ended March 31, 2023, net cash provided by operating activities was $362,386,289. Net income of $5,877,588 was affected by the change in fair value of warrant liability of $328,333 and interest earned on marketable securities held in Trust Account of $7,623,271. Changes in operating assets and liabilities provided $364,460,305 of cash for operating activities.

For the six months March 31, 2022, net cash used in operating activities was $491,660. Net income of $6,678,548 was affected by the change in fair value of warrant liability of $7,059,167 and interest earned on marketable securities held in Trust Account of $23,839. Changes in operating assets and liabilities used $87,202 of cash for operating activities.

As of March 31, 2023, we had marketable securities held in the Trust Account of $408,673,866 (including $8,673,866 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2023, we have withdrew an amount of $1,376,076 from interest earned from the Trust Account.

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

As of March 31, 2023, we had cash of $264,756. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until September 4, 2023 to consummate a Business Combination unless stockholders otherwise approve an additional extension of time to consummate Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and stockholders do not approve an extension of such date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 4, 2023.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the condensed financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2023, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the material weakness described above had not yet been identified. We are in the process of implementing changes to our internal control over financial reporting to remediate such material weaknesses, as more fully described above. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II—OTHER INFORMATION

Item 1A. Risk Factors

As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2022, except as set forth below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

As described elsewhere in this report, in connection with the preparation of our condensed financial statements as of March 31, 2023, management identified errors made in our historical financial statements where we improperly classified some of our Class A common stock subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001 pursuant to our amended and restated certificate of incorporation. Management determined that the Class A common stock issued during our initial public offering can be redeemed or become redeemable subject to the occurrence of future events considered outside our control. Therefore, management concluded that temporary equity should include all shares of Class A common stock subject to possible redemption. As a result, management has noted a classification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock. Management concluded that the foregoing constituted a material weakness as of March 31, 2023.

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Online XBRL Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended March 31, 2023 has been formatted in Inline XBRL and is included in Exhibits 101.

*	Filed herewith.

**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN STAR INVESTMENT CORP. IV

Date: May 15, 2023	By:	/s/ Jonathan Ledecky
	Name:	Jonathan Ledecky
	Title:	President and Chief Operating Officer
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ James Brady
	Name:	James Brady
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)